Form 10-K
period 1995-12-31
METROPOLITAN FUND DOVER PENSION INVESTORS 1986
filed 1996-05-06
CIK 773540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended          December 31, 1995
                          ------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                              ------------------------  -----------------------

Commission file                           2-99171
               -----------------------------------------------------------------

             THE METROPOLITAN FUND: DOVER PENSION INVESTORS - 1986
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                         51-0283765
- - -------------------------------                            ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

            SUITE 500,  1521 LOCUST STREET,  PHILADELPHIA,  PA  19102
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:       NONE
                                                                ----------------

Securities registered pursuant to Section 12(g) of the Act:       8,592.5 Units
                                                                ----------------

                    UNITS OF LIMITED PARTNERSHIP INTEREST
- - --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                  Yes    No X
                                                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Units held by non-affiliates of the
Registrant: Not Applicable*

* Securities not quoted in any trading market to Registrant's knowledge.

                                     PART I

Item 1.  Business

                  a.     General Development of Business

                  The Metropolitan Fund: Dover Pension Investors - 1986 ("Registrant") is a limited partnership formed in 1985 under the Pennsylvania Uniform Limited Partnership Act. As of December 31, 1995, Registrant had outstanding 8,592.5 units of limited partnership interest (the "Units").

                  b.     Financial Information about Industry Segments

                         The Registrant operates in one industry segment.

                  c.     Narrative Description of Business

                  Registrant is in the business of making, acquiring, holding, selling, exchanging and otherwise dealing in mortgage loans with respect to real property and interests therein, and to engage in any and all activities related or incidental thereto.

                  The Registrant has made six loans; one of such loans has been paid in full, including additional interest. A second loan was satisfied in 1993 (see 1. Canton Cove). The loans are described below:

                  1. Canton Cove - On October 7, 1987, Registrant entered into a loan transaction with Canton Cove Corporation, Enterprise Development Company and Struever Bros. Realty, Inc., (together referred to as Canton Cove Joint Venture or "CCJV") all of Baltimore, Maryland, to provide a credit facility of $2,000,000 with respect to a condominium project in Baltimore. The loan was nonrecourse and was collateralized by a third lien on the project. Prior liens on the condominium project had been placed to secure a construction loan from Signet Bank/Maryland in the amount of $18,400,000 and a purchase money mortgage in the amount of $248,380 from the Mayor and Council of Baltimore. A party related to the borrowers (James W. Rouse) had advanced $1,500,000 (the "Rouse Loan") on a parity with, and on substantially the same terms as the Registrant's loan.

                     On May 31, 1990, Registrant entered into an agreement with CCJV to amend the October 1987 loan documents. The agreement provided for the following: (1) the $1,500,000 Rouse Loan was subordinated in all respects to the Registrant's loan; (2) at such time as the aggregate of the purchase prices (as specified in the agreement) of all unsold units equaled $1,000,000, a deed to all unsold units would be transferred to the Registrant, and (3) the Signet Bank and Council of Baltimore loans would be paid in full by the borrower so that the property would be free of all liens. In order to properly account for this transaction, the Registrant established a loan loss reserve in the amount of $1,222,333 to be applied against the Canton Cove loan and the related accrued interest in order to reduce its carrying value to $1,000,000. In addition, the Registrant ceased accruing interest at that time.

                         As of October 1992,  the remaining  unsold units had an
aggregate purchase price of $1,098,000. At that time, Registrant requested the transfer of the deeds to the unsold units in accordance with the May 1990 agreement. Shortly thereafter, the Registrant was named as a defendant in a complaint filed November 20, 1992 by CCJV and the stockholders of Canton Cove Corporation. The complaint alleged that the Registrant economically coerced CCJV to enter the agreement dated May 31, 1990 and asked that the agreement be rescinded. The complaint also claimed unspecified monetary damages and asked that the remaining condominium units be released for sale by CCJV.

                         The  Registrant  responded  to the  complaint  and also
asserted its counterclaims against CCJV. Shortly thereafter, settlement discussions between the partnership and CCJV commenced. On December 3, 1993, a settlement agreement was reached whereby the Registrant took title to three condominium units and ten boat slips located at the Canton Cove Condominium, subject to the mortgages on the condominium units. The Registrant satisfied the underlying mortgages and paid the closing costs of the transaction by borrowing $395,000, subject to a note collateralized by a Deed of Trust covering the three condominium units and ten boat slips. The principal balance of the note is $391,136 at December 31, 1994, bears interest at 9.25% and is payable monthly in the amount of $3,382.71 (principal and interest). The note matures on January 1, 1999.

                         On October 18,  1995,  the  Registrant  sold one of the
condominium units at a sales price of $400,000. The sales proceeds went to pay a portion of the principal balance of the note, settlement costs, administrative expenses of the Registrant and repay an advance to the Registrant. The
Registrant recognized a loss of $45,929 on the sale based on the difference between the book value of the unit and the sales price less the selling costs. The Registrant intends to sell the remaining condominium units and boat slips, but until such time as those sales occur, they have been triple-net leased to CCJV for a monthly rental of $2,583.33.

                     2. Axewood - On October 31, 1988, Registrant entered into a loan agreement in the amount of $1,600,000 with Axewood Associates, a Pennsylvania limited partnership, that owned the Axewood Office Complex in Ambler, Pennsylvania. The loan accrued interest at a rate of 12% per year with interest payable at a rate of 9% per year. The loan matured fifteen years from loan closing or upon earlier sale or refinancing, and was payable interest only to maturity. The loan was nonrecourse, secured by a third mortgage on the property. A party affiliated with an affiliate of Registrant, Diversified Pension Investors ("DPI") has advanced $900,000 on a parity with, and on substantially the same terms as, Registrant. In the event of a sale or refinancing of the property, Registrant will receive additional interest equal to its proportionate share of 5% of the difference between (i) the sale price of fair market value of the property and (ii) $5,000,000.

                         In February 1991,  Registrant entered into an amendment
of the loan agreement increasing the interest accrual rate to 13% with interest payable at 5%. On May 21, 1991, Registrant and DPI exercised their rights under the Collateral Assignment of Leases and Rents delivered in connection with these loans and directed all tenants of the borrower to make monthly payments to DPI.

The first and second mortgages with an approximate aggregate balance of $1,690,770 have been kept current with rent income received from tenants. In August 1992, the Registrant and DPI formed a corporation, Skippack Pike Properties, Inc. ("Skippack"), to act as their joint agent and straw party for the purpose of holding all documents relating to the Axewood loans. Skippack executed a judgment against Axewood Associates, began collecting the rents of the property, and scheduled a foreclosure sale for May 1993. However, in May 1993, Axewood Associates filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In October 1993, after a lengthy trial in which Registrant and DPI's rights were affirmed by the Bankruptcy Court, the bankruptcy was dismissed and another foreclosure sale was scheduled. In anticipation of the foreclosure sale, the Registrant and DPI sold all their right, title and interest in their mortgages to Skippack SLC Associates ("SLC") in consideration for new notes on terms virtually identical to the existing notes from Axewood. The new notes were secured by interests in the assigned mortgage documents. SLC, DPI and the Registrant agreed that, upon completion of the foreclosure sale, SLC would execute and deliver new mortgages to secure the new notes. Skippack continued to hold legal title to the assigned mortgage documents, and became agent and straw party for SLC, which owned the equitable interests therein. On February 16, 1994, Skippack foreclosed on the property. Skippack, as agent, holds legal title to the property and is the agent for SLC, which has the beneficial ownership of the property. At that time, SLC also delivered new mortgages to the Registrant and DPI. In January 1996, the bank holding the first and second mortgages made an additional loan of $360,000 to be used for capital and tenant improvements. At the present time, the property generates approximately break even cash flow. As of December 31, 1995, the outstanding loan balance plus accrued interest equals approximately $1,892,000. Due to the non-performing status of the loan, interest accrual ceased on January 1, 1991.

                  3. Stein - On November 25, 1988, Registrant entered into a loan agreement in the amount of $2,000,000 with Mr. Richard Stein, as principal and representative of a group of foreign investors. The borrower entered into a contract with the partners of Washington Properties Limited Partnership ("WPLP"), a District of Columbia limited partnership, to purchase certain of the issued and outstanding partnership interests of WPLP. The loan is secured by a pledge of the WPLP partnership interests. WPLP owns 1301 Connecticut Avenue, N.W. a retail/office building on DuPont Circle in Washington, DC (the "Property"). The loan accrued interest at a rate of 12% per year.

                     In January 1992, WPLP terminated the ground lease with the owner of the office building. On March 20, 1992, WPLP granted to Registrant an absolute assignment of leases which Registrant exercised immediately thus becoming mortgagee-in-possession. Also on March 20, 1992, WPLP filed a petition of reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code. From that time until July 2, 1992, all rents from the property were collected by the Registrant, all expenses of the property were paid from the rents, and the net cash flow remaining (approximately $295,000) was applied against accrued interest receivable on the Stein loan. On July 2, 1992, a Consent Order was issued regarding rent collections. From that day forward, all rents were to be collected by WPLP and deposited in a Debtor-In-Possession account, and all expenditures were to be approved by both the entity ("CAT I") which claims to hold the first mortgage on the office building, and the Registrant. Since that time, CAT I has only approved three payments of the monthly debt service due to the Registrant. In 1993, on the advice of counsel, the Registrant deposited the net cash flow collected from the property from March 20, 1992 until June 30, 1992 into a court-supervised, WPLP Debtor-In-Possession account. However, the Registrant reserved all of its rights to assert that it was entitled to the collection of those funds.

                         After a lengthy trial in Bankruptcy  Court, in November
30, 1994, WPLP's Second Amended Plan of Reorganization ("the Plan") was confirmed. The Plan provided for, among other things, the payment to CAT I in cash of $7,750,000 together with a subordinated note of $275,000 from WPLP which will bear interest at 9.5% per annum, payable from available cash and will mature on November 30, 1998. The funds needed for the CAT I payments were provided by RAI Financial, Inc. ("RFI"). The terms of the RFI loan are as follows: the RFI loan will be a wrap-around mortgage loan in the amount of $12,000,000 which will include (i) a restated first mortgage loan in the amount of $9,000,000 and (ii) a restated second mortgage in favor of the Registrant in the amount of $3,000,000. The Registrant and RFI entered into an agreement whereby the Registrant irrevocably and unconditionally agreed that RFI will hold the note and security documents in its name and that the note and security documents shall evidence, encompass, secure and include both RFI's and the Registrant's indebtedness. All interest received on account of the Note will be payable first to RFI until RFI receives interest in an amount equal to 12% per annum. After RFI receives this, all additional interest received shall be apportioned between the Registrant and RFI, with (i) Registrant receiving interest at 2/3 of the 30 day U.S. Treasury Bill Rate in effect on the most recent June 8, (ii) RFI receiving the balance of such interest. Interest payments of $84,473 were made in 1995. As of December 31, 1995, the outstanding loan balance plus accrued interest equals $3,018,334.

                     4. St. Julien - On May 31, 1989, Registrant entered into a loan commitment in the amount of $300,000 with St. Julien Corp. ("St. Julien"), a District of Columbia corporation; on May 31, 1989, Registrant disbursed $300,000 under such commitment. On September 15, 1989, the amount of principal outstanding was increased by an additional $300,000. On March 24, 1992, the amount of principal outstanding was increased by an additional $372,000. The loan accrues interest at the rate of 14% per year with interest payable currently at the minimum rate of 0% and a maximum rate of 10% per year to the extent of cash flow and matures on December 31, 1998 or upon earlier sale or refinancing. The loan is payable interest only to maturity. This loan is secured by property located at 1606 New Hampshire Avenue, Washington, DC. If at any time this property is sold or refinanced, Registrant is also entitled to 5% of the proceeds receivable by the owner of the property, in excess of $3,000,000. In the case of a transfer, Registrant is entitled to 5% of the excess fair market value of the property over $3,000,000.

                         The first  mortgage on the  property  was  scheduled to
mature on March 24, 1994. The first mortgage holder notified St. Julien that without a substantial paydown of the outstanding loan balance, the loan would not be renewed. Also, the Registrant discovered that St. Julien was not paying its bills as they became due and, as a result, became concerned that such non-payment could adversely affect the value of the property. In order to forestall the threatened demand by the first mortgage lender for payment in full on the loan, and avoid any deterioration in the value of the property, the

Registrant filed an involuntary petition under Chapter 11 of the U.S. Bankruptcy Code against St. Julien on February 22, 1994. St. Julien pursued settlement discussions with the first mortgage holder, however in October 1994, the mortgage note was sold. An agreement was entered into with the new holder of the mortgage whereby the note maturity was extended to September 1999 and monthly payments of interest are to be made in an amount equal to net operating income, with a minimum of $8,000 per month. As of December 31, 1995, the outstanding loan balance plus accrued interest equals $1,246,298. Interest accrual ceased as of August 1, 1992, in order that the carrying value of the loan does not exceed its net realizable value. No interest payments were made in 1995.

                     5. St. Julien IV - On November 17, 1989, Registrant entered into a loan commitment in the amount of $235,000 with St. Julien IV Corp., a Pennsylvania corporation. The loan accrues interest at a rate of 13% per year with interest only payable currently at a rate of 8% per year and matures December 31, 2004. Repayment of this note is secured in part by (i) a Deed of Trust secured against real property located in Winston-Salem, North Carolina; and (ii) a collateral assignment of rents and leases with respect to leases, sublease or rights of use of all or any portion of the property. In addition, the borrower granted the Registrant a security interest in any personalty, fixtures or equipment installed or situated in or on the property. Interest payments of $17,250 were made in 1995. As of December 31, 1995, the outstanding loan balance plus accrued interest equals approximately $383,316.

               d. Financial Information about Foreign and Domestic Operations and Export Sales

                         See Item 8, Financial Statements and Supplementary Data

Item 2.  Properties

                         As described in Item 1.c.1 Canton Cove,  the Registrant
owns two condominium units and ten boat slips located in Baltimore, Maryland. The property is fully leased (on a triple-net basis) to CCJV.

Item 3.  Legal Proceedings

                         For a description  of the legal  proceedings  involving
Registrant's holdings, See Item 1. Part c.

Item 4.  Submission of Matters to a Vote of Security Holders

                         No matter was submitted during the fiscal years covered
by this report to a vote of security holders.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                     a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. Registrant's records indicate that 6 units were sold or exchanged of record in 1995.

                     b. As of December 31, 1995, there were 130 record holders of Units.

                     c. Registrant did not declare any cash dividends in 1995 or 1994.

Item 6.  Selected Financial Data

                     The following selected financial data are for the five years ended December 31, 1995. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                      1995        1994          1993         1992        1991
                                      ----        ----          ----         ----        ----

Interest income                 $   308,667  $    43,686   $   356,231  $   446,276  $   505,862
Rental income                        46,127       50,000         4,232          -0-          -0-
Net income (loss)                   111,052     (233,731)      184,079      260,297      449,776
Net income (loss) per Unit            12.02       (25.30)        19.92        28.17        48.68
Total assets (net of deprecia-
  tion and amortization)          7,510,243    7,682,934     7,772,347    7,006,525    7,842,260
Debt obligations                    239,748      391,136       395,000          -0-          -0-
Distributions to Partners               -0-          -0-           -0-    1,073,600      108,946


Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

                  (1)    Liquidity

                         At  December   31,   1995,   Registrant   had  cash  of
approximately $43,324. The Registrant will have to rely on rental payments from the Canton Cove property and debt service payments from the St. Julien IV and Stein loans to service the first mortgage on the Canton Cove property and the administrative expenses of the Registrant. The Registrant is not aware of any additional sources of liquidity.

                  (2)    Notes Receivable

                         The balance sheet caption "Notes  Receivable"  includes
the outstanding principal balance of the loans. The increase of $1,000,00 from 1994 to 1995 relates to the restructuring of the Stein loan which added accrued interest to the principal balance. See Item 1. Part c. The Registrant believes that as of December 31, 1995, all notes receivable are stated at their net realizable value.

                  (3)    Results of Operations

                         In 1995, Registrant earned $308,667 of interest income,
of which $415 was earned on deposits with banks and $308,252 was earned from lending transactions, compared to $43,686 of interest income in 1994 of which $0 was earned on deposits with banks and $43,686 was earned from lending transactions, compared to $356,200 of interest income in 1993, of which $31,700 was earned on deposits with banks and $324,500 was earned from lending transactions. The increase in earnings from lending transactions from 1994 to 1995 relates to the accrual of interest on the Stein loan as a result of the restructuring of the loan. The decrease in earnings from lending transactions from 1993 to 1994 relates to the non-accrual of interest in 1994 on the Stein loan, as the only earnings in 1994 resulted from the St. Julien IV loan. The decrease in interest income earned on deposits with banks from 1993 to 1994 resulted from lower cash balances.

                         Rental income  increased from $4,232 in 1993 to $50,000
in 1994 and decreased to $46,127 in 1995. Rental income relates to the Registrant's ownership of condominium units and boat slips at Canton Cove Condominiums which are triple-net leased. The decrease from 1994 to 1995 results from the sale of one unit in October 1995. The increase from 1993 to 1994 is the result of one month's rent earned in 1993 compared to twelve month's rent earned in 1994.

                         General  and  administrative  expenses  increased  from
$179,822  in 1993 to  $228,306 in 1994 and  decreased  to $103,374 in 1995.  The decrease from 1994 to 1995 and the increase from 1993 to 1994 is mainly the result of an increase in legal fees associated with the foreclosure of the Axewood property, and the bankruptcies and related litigation of both the Stein and St. Julien loans in 1994.

                         Depreciation  expense  increased from $4,690 in 1993 to
$56,280 in 1994 and decreased to $53,036 in 1995. The decrease from 1994 to 1995 results from the sale of the condominium unit in October 1995. The increase from 1993 to 1994 is the result of a full year's worth of depreciation in 1994 on the Canton Cove condominium units and boat slips compared to one month's worth in 1993.

                         Interest  expense  increased  from  $3,871  in  1993 to
$42,831 in 1994 and decreased to $41,403. The increase from 1993 to 1994 is the result of a full year's worth of interest expense charged on the Canton Cove loan in 1994 compared to one month's worth charged in 1993.

                         The loss on sale of unit  relates to the sale of one of
the condominium units at Canton Cove in 1995 at a sales price of $400,000. The sales proceeds went to pay a portion of the principal balance of the note, settlement costs, administrative expenses of the Registrant and repay an advance to the Registrant. The Registrant recognized a loss of $45,929 on the sale based on the difference between the book value of the unit and the sales price less the selling costs.

Item 8.  Financial Statements and Supplementary Data

         Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulation S-K.

                          Independent Auditor's Report



To the Partners
The Metropolitan Fund:  Dover Pension Investors - 1986

We have audited the accompanying balance sheets of The Metropolitan Fund: Dover Pension Investors - 1986 (a Pennsylvania Limited Partnership) as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of The Metropolitan Fund: Dover Pension Investors - 1986 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 20 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





Gross, Kreger and Passio
Philadelphia, Pennsylvania
January 18, 1996

                               METROPOLITAN FUND:
                               ------------------
                         DOVER PENSION INVESTORS - 1986
                         ------------------------------
                             (a limited partnership)

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                        AND FINANCIAL STATEMENT SCHEDULES
                        ---------------------------------


Financial statements:                                                    Page
                                                                         ----
     Balance Sheets at December 31, 1995 and 1994                          12

     Statements of Operations for the Years Ended December 31, 1995,
      1994, and 1993                                                       13

     Statements of Changes in Partners' Equity for the Years
      Ended December 31, 1995, 1994, and 1993                              14

     Statements of Cash Flows for the years ended December 31, 1995,
      1994, and 1993                                                       15

     Notes to financial statements                                         16-18

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation                20
     Notes to Schedule XI                                                  21










All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                             THE METROPOLITAN FUND:
                             ----------------------
                         DOVER PENSION INVESTORS - 1986
                         ------------------------------
                             (a limited partnership)

                                 BALANCE SHEETS
                                 --------------
                           December 31, 1995 and 1994

                                     Assets
                                     ------


                                                       1995            1994
                                                   -----------      -----------
Rental properties at cost:
     Building and improvements                     $ 1,006,999      $ 1,406,999
     Less:  accumulated depreciation                   (83,917)         (60,970)
                                                   -----------      -----------
                                                       923,082        1,346,029

Cash and cash equivalents                               43,324            4,800
Accounts and notes receivable                        5,810,833        4,810,833
Interest receivable                                    733,004        1,521,272
                                                   -----------      -----------

                  Total                            $ 7,510,243      $ 7,682,934
                                                   ===========      ===========


                        Liabilities and Partners' Equity
                        --------------------------------


Liabilities:
     Debt obligations                              $   239,748      $   391,136
     Accounts payable:
          Trade                                        146,971          190,687
          Related parties                               80,927          175,566
          Other liabilities                             32,000           26,000
                                                   -----------      -----------

                  Total liabilities                    499,646          783,389

Partners' equity                                     7,010,597        6,899,545
                                                   -----------      -----------

                  Total                            $ 7,510,243      $ 7,682,934
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                             THE METROPOLITAN FUND:
                             ----------------------
                         DOVER PENSION INVESTORS - 1986
                         ------------------------------
                             (a limited partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------

              For the Years Ended December 31, 1995, 1994 and 1993


                                                    1995        1994      1993
                                                 ---------  ---------  ---------

Revenues:
     Rental income                               $  46,127  $  50,000  $   4,232
     Interest income                               308,667     43,686    356,231
                                                 ---------  ---------  ---------

                  Total revenues                   354,794     93,686    360,463
                                                 ---------  ---------  ---------

Costs and expenses:
     General and administrative                    103,374    228,306    179,822
     Depreciation                                   53,036     56,280      4,690
     Interest                                       41,403     42,831      3,871
     Loss on sale of unit                           45,929          0          0
                                                 ---------  ---------  ---------
                  Total costs and expenses         243,742    327,417    188,383
                                                 ---------  ---------  ---------

Income (loss) before extraordinary item            111,052   (233,731)   172,080

Extraordinary gain on foreclosure                      -0-        -0-     11,999
                                                 ---------  ---------  ---------

Net income (loss)                                $ 111,052  ($233,731) $ 184,079
                                                 =========  =========  =========

Net income (loss) per limited partnership
unit:
     Income (loss) before extraordinary item     $   12.02  ($  25.30) $   18.62
     Extraordinary item                                -0-        -0-       1.30
                                                 ---------  ---------  ---------
                                                 $   12.02  ($  25.30) $   19.92
                                                 =========  =========  =========


   The accompanying notes are an integral part of these financial statements.

                             THE METROPOLITAN FUND:
                             ----------------------
                         DOVER PENSION INVESTORS - 1986
                         ------------------------------
                             (a limited partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    -----------------------------------------

              For the Years Ended December 31, 1995, 1994 and 1993


                                            Dover
                                             1986        Limited
                                           Advisors(1)  Partners(2)    Total
                                          -----------  -----------  -----------

Percentage participation in profit or loss      7%          93%         100%
                                                ==          ===         ====

Balance at December 31, 1992                   42,776    6,906,421    6,949,197
Net income                                     12,886      171,193      184,079
                                          -----------  -----------  -----------


Balance at December 31, 1993                   55,662    7,077,614    7,133,276
Net loss                                      (16,361)    (217,370)    (233,731)
                                          -----------  -----------  -----------


Balance at December 31, 1994                   39,301    6,860,244    6,899,545
Net income                                      7,774      103,278      111,052
                                          -----------  -----------  -----------


Balance at December 31, 1995              $    47,075  $ 6,963,522  $ 7,010,597
                                          ===========  ===========  ===========



 (1)     General Partner.

 (2) 8,592.5 limited partnership units outstanding at December 31, 1995, 1994, and 1993.

   The accompanying notes are an integral part of these financial statements.

                                                  THE METROPOLITAN FUND:
                                                  ----------------------
                                              DOVER PENSION INVESTORS - 1986
                                              ------------------------------
                                                  (a limited partnership)

                                                 STATEMENTS OF CASH FLOWS
                                                 ------------------------

                                   For the Years Ended December 31, 1995, 1994 and 1993
                                                                      1995          1994         1993
                                                                    ---------     ---------    --------
Cash flows from operating activities:
     Net income (loss)                                           $   111,052   ($  233,731)  $   184,079
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
Loss on sale of unit                                                  45,929           -0-           -0-
Depreciation                                                          53,036        56,280         4,690
Extraordinary gain on foreclosure                                        -0-           -0-      (11,999)
Changes in assets and liabilities:
     (Decrease) increase in accounts payable - trade                 (43,716)      104,037        29,322
     (Decrease) increase in accounts payable - related
     parties                                                         (94,639)       18,145       157,421
     Increase in other liabilities                                     6,000        26,000           -0-
                                                                  ----------    ----------    ----------
           Net cash provided by (used in) operating activities:       77,662       (29,269)      363,513
                                                                  ----------    ----------    ----------
Cash flows from investing activities:
     (Increase) decrease in accounts and note
       receivable                                                 (1,000,000)        3,350         5,000
     Decrease (increase) in interest receivable                      788,268        34,192      (602,553)
                                                                  ----------    ----------    ----------
           Net cash (used in) provided by investing activities:     (211,732)       37,542      (597,553)
                                                                  ----------    ----------    ----------
Cash flows from financing activities:
     Principal payments                                             (151,388)       (3,864)          -0-
     Proceeds from sale of unit                                      323,982           -0-           -0-
                                                                  ----------    ----------    ----------
           Net cash provided by (used in) financing activities:      172,594        (3,864)          -0-
                                                                  ----------    ----------    ----------
Increase (decrease) in cash and cash equivalents                      38,524         4,409      (234,040)
Cash and cash equivalents at beginning of year                         4,800           391       234,431
                                                                  ----------    ----------    ----------
Cash and cash equivalents at end of year                         $    43,324   $     4,800   $       391
                                                                  ==========    ==========    ==========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the year for interest                      $    33,722   $    33,346   $     3,871

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:
     Net assets assumed from debt restructuring:
           Fair value of assets acquired in
             exchange for note receivable                        $       -0-   $      -0-    $   379,000
           Liability created                                     $       -0-   $      -0-   ($   395,000)

               The accompanying notes are an integral part of these financial statements.



                             THE METROPOLITAN FUND:
                             ----------------------
                         DOVER PENSION INVESTORS - 1986
                         ------------------------------
                             (a limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE A - ORGANIZATION

Metropolitan Fund: Dover Pension Investors - 1986 (the "Partnership") is a Pennsylvania limited partnership formed in May 1985 to serve as an investment vehicle for qualified profit-sharing, pension, and other investment trusts, HR-10 (Keogh) Plans, Individual Retirement Accounts, and other entities exempt from Federal income taxation. The Partnership intends to make, acquire, hold, sell, exchange, and otherwise deal in mortgage loans with respect to real property and interests therein, and to engage in any and all activities related or incidental thereto.

The General Partner of the Partnership, Dover 1986 Advisors (a general partnership), whose partners are DHP, Inc., (a Pennsylvania corporation, formerly Dover Historic Properties, Inc., ) and Mr. Gerald Katzoff, has the exclusive responsibility for all aspects of the Partnership's operations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.       Issuance Costs

Costs incurred in connection with the offering and sale of limited partnership units were charged against partners' equity as incurred. The General Partner is required to reimburse the Partnership for issuance costs to the extent total issuance costs exceed certain defined limitations.

2.       Net Income Per Limited Partnership Unit

Net income per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (8,592.5 in 1995, 1994, and 1993).

3.       Income Taxes

Federal and state income taxes are payable by the individual partners or their beneficiaries; accordingly, no provision or liability for income taxes is reflected in the financial statements.



4.       Cash and Cash Equivalents

The Registrant considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

5.       Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 25 years and furniture and fixtures over five years.

6.       Revenue Recognition

Revenues are recognized when interest is due on a straight-line basis. Interest payments received in advance are deferred until earned.

NOTE C - PARTNERSHIP AGREEMENT

The significant terms of the Agreement of Limited Partnership (the "Agreement"), as they relate to the financial statements, follow:

All distributable cash from operations (as defined in the Agreement of Limited Partnership) will be distributed 7% to the General Partner and 93% to the limited partners.

Net income or loss from operations of the Partnership is allocated 7% to the General Partner and 93% to the limited partners.

NOTE D - DEBT OBLIGATIONS

Debt obligations are as follows:
                                                                December 31,
                                                                ------------
                                                             1995         1994
                                                             ----         ----
Mortgage loan, interest at 9.25%; interest and
principal  payable in monthly installments of $2,098.13;
due January 1, 1999; collateralized by the related
rental property                                           $ 239,748    $ 391,136
                                                           --------     --------
                                                          $ 239,748    $ 391,136
                                                           ========     ========

Approximate maturities of the mortgage loan obligation at December 31, 1995, for each of the succeeding four years are as follows:


                             1996          $  3,132
                             1997             3,434
                             1998             3,765
                             1999           229,417
                                           --------
                                           $239,748
                                           ========

NOTE E - TRANSACTIONS WITH RELATED PARTIES

The Partnership is obligated to pay the General Partner a fee equal to one-quarter of one percent per annum of outstanding loans serviced by the General Partner. Such fees aggregated $25,259, $22,227, and $22,183 in 1995, 1994, and 1993, respectively.

NOTE F - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. The reconciliation of the results of operations follows:

                                              For the Years Ended December 31,
                                              --------------------------------
                                               1995         1994        1993
                                               ----         ----        ----
Net income (loss) - book                  $   111,052  ($  233,731) $   184,079
Excess of tax over book depreciation          (10,418)     (13,174)        (719)
Loss on sale                                    3,893            0            0
Gain on foreclosure                                 0            0      (11,999)
Legal fees                                    (63,686)      63,686      (18,465)
Timing differences                                  0            0            0
                                          -----------  -----------  -----------

Net income (loss) - tax                   $    40,841  ($  183,219) $   142,417
                                          ===========  ===========  ===========

A reconciliation between partners' equity for book and tax purposes follows:

Partners' equity - book                   $ 7,010,597  $ 6,899,545  $ 7,133,276
Costs of issuance                             658,440      658,440      658,440
Cumulative tax over (under) book income       (32,417)      37,794      (12,718)
                                          -----------  -----------  -----------

Partners' equity - tax                    $ 7,636,620  $ 7,595,779  $ 7,778,998
                                          ===========  ===========  ===========

                            SUPPLEMENTAL INFORMATION


                                                               THE METROPOLITAN FUND -
                                                               -----------------------
                                                           DOVER PENSION INVESTORS - 1986
                                                           ------------------------------
                                                               (a limited partnership)


                                                           SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                            DECEMBER 31, 1995


                                                             Costs
                                                          Capitalized
                                                           Subsequent         Gross Amount at which Carried at
                                        Initial Cost to        to
                                        Partnership(b)    Acquisition                 December 31, 1995
                                        --------------    -----------                 -----------------
                                              Buildings                       Buildings
                                                 and                             and                   Accumulated  Date of   Date
Description           Encumbrances(d)  Land  Improvements Improvements Land  Improvements  Total(a)(b)  Depr.(b)(c) Constr. Acquired
- - ------------          ---------------  ----- ------------ ------------ ----- ------------  ----------- -----------  ------- --------
3 condominium units*
and 10 boat slips in
Baltimore, MD                $395,000   -      $1,406,999        -       -     $1,006,999   $1,006,999     $83,917  12/3/93   1990
                       --------------  ----  ------------ ------------ ----- ------------ ------------ -----------
                             $395,000   $0     $1,406,999           $0    $0   $1,006,999   $1,006,999     $83,917
                       ==============  ====  ============  =========== ===== ============ ============ ===========


* As of December 31, 1995 there were 2 remaining  condominium  units and 10 boat slips.


                             THE METROPOLITAN FUND:
                             ----------------------
                         DOVER PENSION INVESTORS - 1986
                         ------------------------------
                             (a limited partnership)

                              NOTES TO SCHEDULE XI
                              --------------------

                                December 31, 1995

(A) The aggregate cost of real estate for Federal income tax purposes is approximately $995,000.

(B) Reconciliation of real estate:

                                                 1995        1994        1993
                                            -----------  ----------- -----------

Balance at beginning of year                $ 1,406,999  $ 1,406,999 $         0
Additions during the year:
     Acquisitions through foreclosure                 0            0   1,406,999
Deductions during the year:
     Sale of unit                              (400,000)           0           0
                                            -----------  ----------- -----------

Balance at end of year                      $ 1,006,999  $ 1,406,999 $ 1,406,999
                                            ===========  =========== ===========

Reconciliation of accumulated depreciation:
                                                1995         1994        1993
                                            -----------  ----------- -----------
Balance at beginning of year                $    60,970  $     4,690 $         0
Depreciation expense for the year                53,036       56,280       4,690
Sale of unit                                    (30,089)           0           0
                                            -----------  ----------- -----------
Balance at end of year                      $    83,917  $    60,970 $     4,690
                                            ===========  =========== ===========

(C) See Note B to the financial statements for depreciation method and lives.

(D) See Note D to the financial statements for further information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of Registrant

                  a.  Identification of Directors - Registrant has no directors.

                  b.  Identification of Executive Officers

                  The General Partner of the Registrant is Dover 1986 Advisors, a Pennsylvania general partnership. The partners of Dover 1986 Advisors are as follows:

 Name                      Age  Position          Term of Office   Period Served
 ----                      ---  --------          --------------   -------------

 Gerald Katzoff             48  Partner in Dover  No fixed term    Since
                                1986 Advisors                      May 1985

 DHP, Inc.                  --  Partner in Dover  No fixed term    Since
 (Formerly Dover Historic       1986 Advisors                      May 1985
 Properties, Inc.)


         For further description of DHP, Inc., see paragraph e. of this Item. There is no arrangement or understanding between either person named above and any other person pursuant to which any person was or is to be selected as an officer.

         c. Identification of Certain Significant Employees. Registrant has no employees. Its administrative and operational functions are carried out by a property management and partnership administration firm engaged by the Registrant.

         d. Family Relationships. There is no family relationship between or among the executive officers and/or any person nominated or chosen by Registrant to become an executive officer.

         e. Business Experience. Dover 1986 Advisors is a general partnership formed in May 1985. The partners of Dover 1986 Advisors are DHP, Inc. and Gerald Katzoff.

         The General Partner is responsible for management and control of Registrant's affairs and will have general responsibility and authority in conducting its operations. The General Partner may retain its affiliates to manage certain of the Properties.

         Gerald Katzoff (age 48) has been involved in various aspects of the real estate industry since 1974. Mr. Katzoff is the owner of Katzoff Resorts, which controls various hotel and spa resorts in the United States. Mr. Katzoff is a principal in an entity which is the owner of a property in Avalon, New Jersey which has filed a petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. Mr. Katzoff is a former President and former director of D, LTD., (formerly The Dover Group, Ltd., the corporate parent of DHP, Inc.). In February 1992, The Dover Group Ltd's name was changed to D, Ltd.

         Dover Historic Properties, Inc. was incorporated in Pennsylvania in December 1984 for the purpose of sponsoring investments in, rehabilitating, developing and managing historic (and other) properties. In February 1992, Dover Historic Properties, Inc.'s name was changed to DHP, Inc. DHP, Inc. is a subsidiary of The Dover Group, Ltd., an entity formed in 1985 to act as the holding company for DHP, Inc. and certain other companies involved in the development and operation of both historic properties and conventional real estate as well as in financial (non-banking) services.

         The executive officers, directors, and key employees of DHP, Inc. as of December 31, 1995 are described below.

         Michael J. Tuszka (age 49) was appointed Chairman and Director of both D, LTD and DHP, Inc. on January 27, 1993. Mr. Tuszka been associated with DHP, Inc. and its affiliates since 1984.

         Donna M. Zanghi (age 39) was appointed Secretary and Treasurer of DHP, Inc. on June 14, 1993. She is also a Director, and Secretary/Treasurer of D, LTD. She has been associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

         Michele F. Rudoi (age 32) was appointed on January 27, 1993 as Assistant Secretary and Director of both D, LTD. and DHP, Inc.

Item 11. Executive Compensation

         a. Cash Compensation - During 1995, Registrant has paid no cash compensation to Dover 1986 Advisors, any partner therein or any person named in paragraph c. of Item 10. Certain fees have been paid to affiliates of DHP, Inc. by Registrant. See paragraph a. of Item 13.

         As of the date hereof, Registrant has paid no cash compensation to the General Partner, any partner therein or any person named in paragraph c. of Item 10 except as set forth below. Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, the General Partner is entitled to 7% of the Registrant's Net Cash Flow distributed in each year, to 1/4% mortgage servicing fee, and to reimbursement for administrative salaries and expenses.

         During 1995, the General Partner received $-0- as a distribution of the Registrant's net cash flow, and charged $25,259 as a mortgage servicing fee.

         b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1995, or is proposed to be paid or distributed in the future, to Dover 1986 Advisors, any partner therein, or any person named in paragraph c. of Item 10 of this report.

         c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed to date, to Dover 1986 Advisors, any partner therein, or any person named in paragraph c. of Item 10.

         d. Compensation of Directors - Registrant has no directors.

         e. Termination of Employment and Change of Control Arrangement - Registrant has no compensatory plan or arrangement, with respect to any individual, which results or will result from the resignation or retirement of any individual, or any termination of such individual's employment with Registrant or from a change in control of Registrant or a change in such individual's responsibilities following such a change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         a.  Security  Ownership  of  Certain  Beneficial  Owners  - The City of
Philadelphia Municipal Pension Fund is the beneficial owner of 5,000 units, constituting 58.19% of the aggregate issued and outstanding units, and The Philadelphia Gas Works Retirement Fund is the beneficial owner of 2,000 units constituting 23.28% of the aggregate issued and outstanding units.

         b. Security Ownership of Management - No equity securities of Registrant other than the interest of Dover 1986 Advisors are beneficially owned by any of Registrant's executive officers or by any person named in paragraph c. of Item 10.

         c. Changes in Control - Registrant does not know of any arrangement, the operation of which may at a subsequent date result in a change in control of Registrant.

Item 13. Certain Relationships and Related Transactions

         a. Transactions with Management and Others - Registrant is required to pay the General Partner a mortgage servicing fee of 1/4% per year of the outstanding loans made by Registrant serviced by the General Partner. In 1995, Registrant had accrued such fees in the amount of $25,259.

         During 1993, the General Partner advanced $123,980 to the Registrant for working capital needs. Interest accrues on this obligation at 8% per annum. During 1995, interest accrued was $7,681 and payments of $127,579 were made to satisfy the obligation.

         b. Certain Business Relationships - Registrant has no directors. For a description of business relationships between Registrant and certain affiliated persons, see paragraph a. of this Item.

         c. Indebtedness of Management - No executive officer or significant employee of Registrant, Registrant's general partner (or any employee thereof), or any affiliate of any such person, is or has at any time been indebted to Registrant.

                                     PART IV

Item 14. (A)   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

               1.  Financial Statements:

                   a.  Balance Sheets at December 31, 1995 and 1994.

                   b. Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993.

                   c. Statements of Changes in Partners' Equity for the Years Ended December 31, 1995, 1994 and 1993.

                   d. Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.

                   e.  Notes to consolidated financial statements.

               2.  Financial statement schedules:

                   a.  Schedule XI- Real Estate and Accumulated Depreciation.

                   b.  Notes to Schedule XI.

               3.  Exhibits:

                   (a) Exhibit Number                 Document
                       --------------                 --------

                              3 Registrant's Amended and Restated Certificate of Limited Partnership and Agreement of Limited
                                              Partnership, previously filed as
                                              part of Amendment No. 1 of
                                              Registrant's Registration
                                              Statement on Form S-11,  are
                                              incorporated herein by reference.


                    (b) Reports on Form 8-K:

                        No reports were filed on Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE METROPOLITAN FUND:
                                     DOVER PENSION INVESTORS - 1986

Date:  April 11, 1996                By: Dover 1986 Advisors, General Partner
       --------------

                                         By: DHP, Inc., Partner

                                             By:      /s/ Michael J. Tuszka
                                                --------------------------------
                                                    MICHAEL J. TUSZKA,
                                                    Chairman

                                             By:      /s/ Donna M. Zanghi
                                                --------------------------------
                                                    DONNA M. ZANGHI,
                                                    Secretary and Treasurer

                                             By:      /s/ Michele F. Rudoi
                                                --------------------------------
                                                    MICHELE F. RUDOI,
                                                    Assistant Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

              Signature                 Capacity                      Date
              ---------                 --------                      ----

DOVER 1986 ADVISORS                 General Partner

By: DHP, Inc., Partner

      By:     /s/ Michael J. Tuszka                               April 11, 1996
          -------------------------                               --------------
           MICHAEL J. TUSZKA
           Chairman

      By:     /s/ Donna M. Zanghi                                 April 11, 1996
         --------------------------                               --------------
           DONNA M. ZANGHI,
           Secretary and Treasurer

      By:     /s/ Michele F. Rudoi                                April 11, 1996
          -------------------------                               --------------
           MICHELE F. RUDOI,
           Assistant Secretary