Form 10-K
period 1996-12-31
METROPOLITAN FUND DOVER PENSION INVESTORS 1986
filed 1997-07-02
CIK 773540

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended             December 31, 1996
                          --------------------------------------------

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to
                               -------------------    ----------------
Commission file                       2-99171
                ------------------------------------------------------
          THE METROPOLITAN FUND:  DOVER PENSION INVESTORS - 1986
----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

         Pennsylvania                                   51-0283765
-------------------------------                     -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification No.)

     SUITE 500,  1521 LOCUST STREET,  PHILADELPHIA,  PA       19102
-----------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   --------------------
Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to Section 12(g) of the Act: 8,592.5 Units

                 UNITS OF LIMITED PARTNERSHIP INTEREST
-----------------------------------------------------------------------
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                               Yes ___  No   X

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

                                PART I

Item 1.        Business

               a.   General Development of Business

                The Metropolitan Fund: Dover Pension Investors - 1986 ("Registrant") is a limited partnership formed in 1985 under the Pennsylvania Uniform Limited Partnership Act. As of December 31, 1996, Registrant had outstanding 8,592.5 units of limited partnership interest (the "Units").

                The following is a summary of significant transactions involving the Registrant's interests:

                On October 3, 1996, the City of Philadelphia Municipal Pension Fund and the Philadelphia Gas Works Retirement Reserve Fund sold all of their right, title and interest in 5,000 Units and 2,000 Units, respectively, in the Registrant to Resource Properties XXV, Inc. ("RP XXV"). For a description of the legal proceedings, see Item
3.  Legal Proceedings.

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

                     The Registrant has made six loans; one such loan has been paid in full, including additional interest. A second loan was satisfied in 1993 (see 1. Canton Cove). Two additional loans have been transferred in connection with the settlement of certain legal proceedings initiated by limited partners of the Registrant, (see 2. Axewood and 3. Stein). The loans are described below:

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

                    The Registrant responded to the complaint and also asserted its counterclaims against CCJV. Shortly thereafter, settlement discussions between the partnership and CCJV commenced. On December 3, 1993, a settlement agreement was reached whereby the Registrant took title to three condominium units and ten boat slips located at the Canton Cove Condominium, subject to the mortgages on the condominium units. The Registrant satisfied the underlying mortgages and paid the closing costs of the transaction by borrowing $395,000, subject to a note collateralized by a Deed of Trust covering the three condominium units and ten boat slips. The principal balance of the note is $236,616 at December 31, 1996, bears interest at 9.25% and is payable monthly in the amount of $1,005 (principal and interest). The note matures on January 1, 1999.

                     On October 18, 1995, the Registrant sold one of the condominium units at a sales price of $400,000. The sales proceeds were used to pay a portion of the principal balance of the note, settlement costs, administrative expenses of the Registrant and repay an advance to the Registrant. The Registrant recognized a loss of $45,929 on the sale based on the excess of the book value of the unit over the sales price less the selling costs. The Registrant recognized an impairment loss of $232,872 for the year ended December 31, 1996 in relation to the remaining condominium units and boat slips. For additional information, see Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

                     On March 31, 1997, the Registrant sold one of the two remaining condominium units at a sales price of $350,000. The sales proceeds were used to pay a portion of the principal balance of the note, settlement costs, and limited partner distribution. The Registrant recognized a gain of $3,947 on the sale based on the excess of the sales price less the selling costs over the book value of the unit. The Registrant intends to sell the remaining condominium unit and boat slips, but until such time as those sales occur, they have been leased at monthly rents aggregating $1,800.

                2. Axewood - On October 31, 1988, Registrant entered into a loan agreement in the amount of $1,600,000 with Axewood Associates, a Pennsylvania limited partnership, that owned the Axewood Office Complex in Ambler, Pennsylvania. The loan accrued interest at a rate of 12% per year with interest payable at a rate of 9% per year. The loan matured fifteen years from loan closing or upon earlier sale or refinancing, and was payable interest only to maturity. The loan was nonrecourse, secured by a third mortgage on the property. A party affiliated with an affiliate of Registrant, Diversified Pension Investors ("DPI") advanced $900,000 on a parity with, and on substantially the same terms as the Registrant. In the event of a sale or refinancing of the property, Registrant was to receive additional interest equal to its proportionate share of 5% of the difference between (i) the sale price or fair market value of the property and (ii) $5,000,000.

                     In February 1991, Registrant entered into an amendment of the loan agreement increasing the interest accrual rate to 13% with interest payable at 5%. On May 21, 1991, Registrant and DPI exercised their rights under the Collateral Assignment of Leases and Rents delivered in connection with these loans and directed all tenants of the borrower to make monthly payments to DPI. The first and second mortgages with an approximate aggregate balance of $1,690,770 have been kept current with rent income received from tenants. In August 1992, the Registrant and DPI formed a corporation, Skippack Pike Properties, Inc. ("Skippack"), to act as their joint agent and straw party for the purpose of holding all documents relating to the Axewood loans. Skippack executed a judgment against Axewood Associates, began collecting the rents of the property, and scheduled a foreclosure sale for May 1993. However, in May 1993, Axewood Associates filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In October 1993, after a lengthy trial in which Registrant and DPI's rights were affirmed by the Bankruptcy Court, the bankruptcy was dismissed and another foreclosure sale was scheduled. In anticipation of the foreclosure sale, the Registrant and DPI sold all their right, title and interest in their mortgages to Skippack SLC Associates ("SLC") in consideration for new notes on terms virtually identical to the existing notes from Axewood. The new notes were secured by interests in the assigned mortgage documents. SLC, DPI and the Registrant agreed that, upon completion of the foreclosure sale, SLC would execute and deliver new mortgages to secure the new notes. Skippack continued to hold legal title to the assigned mortgage documents, and became agent and straw party for SLC, which owned the equitable interests therein. On February 16, 1994, Skippack foreclosed on the property. Skippack, as agent, holds legal title to the property and is the agent for SLC, which has the beneficial ownership  of  the  property.  At that time, SLC  also  delivered  new mortgages to the Registrant and DPI. In January 1996, the bank holding the first and second mortgages made an additional loan of
$360,000 to be used for capital and tenant improvements. In connection with certain legal proceedings brought by limited partners of the Registrant, as described in Item 3, Legal Proceedings, on November 27, 1996, as part of the overall settlement agreement relating to such actions, this loan was transferred to RP XXV and the Registrant recognized an extraordinary loss of $1,892,056 as a result of the transfer.

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

                     In January 1992, WPLP terminated the ground lease with the owner of the office building. On March 20, 1992, WPLP granted to Registrant an absolute assignment of leases which Registrant exercised immediately thus becoming mortgagee-in-possession. Also on March 20, 1992, WPLP filed a petition of reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code. From that time until July 2, 1992, all rents from the property were collected by the Registrant, all expenses of the property were paid from the rents, and the net cash flow remaining (approximately $295,000) was applied against accrued interest receivable on the Stein loan. On July 2, 1992, a Consent Order was issued regarding rent collections. From that day forward, all rents were to be collected by WPLP and deposited in a Debtor-In-Possession account, and all expenditures were to be approved by both the entity ("CAT I") which claimed to hold the first mortgage on the office building, and the Registrant. Since that time, CAT I only approved three payments of the monthly debt service due to the Registrant. In 1993, on the advice of counsel, the Registrant deposited the net cash flow collected from the property from March 20, 1992 until June 30, 1992 into a court-supervised, WPLP Debtor-In-Possession account. However, the Registrant reserved all of its rights to assert that it was entitled to the collection of those funds.

                     After a lengthy trial in Bankruptcy Court, in November 30, 1994, WPLP's Second Amended Plan of Reorganization ("the Plan") was confirmed. The Plan provided for, among other things, the payment to CAT I in cash of $7,750,000 together with a subordinated note of $275,000 from WPLP with an interest rate of 9.5% per annum, payable from available cash and a maturity date of November 30, 1998. The funds needed for the CAT I payments were provided by RAI Financial, Inc. ("RFI"), an affiliate of RPXXV. The terms of the RFI loan are as follows: the RFI loan is a wrap-around mortgage loan in the amount of $12,000,000 which includes (i) a restated first mortgage loan (held by RFI) in the amount of $9,000,000 and (ii) a restated second mortgage in favor of the Registrant in the amount of $3,000,000. The Registrant and RFI entered into an agreement whereby the Registrant irrevocably and unconditionally agreed that RFI will hold the note and security documents in its name and that the note and security documents shall evidence, encompass, secure and include both RFI's and the Registrant's indebtedness. All interest received on account of the Note is payable first to RFI until RFI receives interest in an amount equal to 12% per annum. After RFI receives this, all additional interest received will be apportioned between the Registrant and RFI, with (i) Registrant receiving interest at 2/3 of the 30 day U.S. Treasury Bill Rate in effect on the most recent June 8, (ii) RFI receiving the balance of such interest. Interest payments of $72,294 and $84,473 were made in 1996 and 1995, respectively. In connection with certain legal proceedings brought by limited partners of the Registrant, as described in Item 3, Legal Proceedings, on November 27, 1996, as part of the overall settlement agreement relating to such actions, this loan was transferred to RP XXV and the Registrant recognized a extraordinary loss of $3,025,811 as a result of the transfer.

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

                     The  first mortgage on the property was scheduled
to mature on March 24, 1994. The first mortgage holder notified St. Julien that without a substantial paydown of the outstanding loan balance, the loan would not be renewed. Also, the Registrant discovered that St. Julien was not paying its bills as they became due and, as a result, became concerned that such non-payment could adversely affect the value of the property. In order to forestall the threatened demand by the first mortgage lender for payment in full on the loan, and avoid any deterioration in the value of the property, the Registrant filed an involuntary petition under Chapter 11 of the U.S. Bankruptcy Code against St. Julien on February 22, 1994. St. Julien pursued settlement discussions with the first mortgage holder, however in October 1994, the mortgage note was sold. An agreement was entered into with the new holder of the mortgage whereby the note maturity was extended to September 1999 and monthly payments of interest are to be made in an amount equal to net operating income, with a minimum of $8,000 per month. In 1996, the Registrant recognized bad debt expense of $810,841 to reduce the carrying value of the loan to its net realizable value. As of December 31, 1996, the outstanding loan balance plus accrued interest equals $435,457. No interest payments were made in 1996 or 1995. See Part II. Item 7 (3) Results of Operations. In addition, the Registrant is no longer accruing interest on this loan.

                5. St. Julien IV - On November 17, 1989, Registrant entered into a loan commitment in the amount of $235,000 with St. Julien IV Corp., a Pennsylvania corporation. The loan accrues interest at a rate of 13% per year with interest only payable currently at a rate of 8% per year and matures December 31, 2004.
Repayment of this note is secured in part by (i) a Deed of Trust secured against real property located in Winston-Salem, North Carolina; and (ii) a collateral assignment of rents and leases with respect to leases, subleases or rights of use of all or any portion of the property. In addition, the borrower granted the Registrant a security interest in any personalty, fixtures or equipment installed or situated in or on the property. Interest payments of $14,500 and $17,250 were made in 1996 and 1995, respectively. In 1996, the Registrant recognized bad debt expense of $158,717 to reduce the carrying value of the loan to its net realizable value. As of December 31, 1996, the outstanding loan balance plus accrued interest equals approximately $250,000. See Part II. Item 7 (3) Results of Operations. In addition, the Registrant is no longer accruing interest on this loan.

                 Financial Information about Foreign and Domestic Operations and Export Sales

               See Item 8, Financial Statements and Supplementary Data

Item 2.        Properties

                As described in Item 1.c.1 Canton Cove, the Registrant owns one condominium unit and ten boat slips located in Baltimore, Maryland.

Item 3.        Legal Proceedings

                The Registrant was named as a defendant in a lawsuit filed December 27, 1989 by two limited partners, the City of Philadelphia Municipal Pension Fund and the Philadelphia Gas Works Retirement Reserve Fund (the "Funds"). The lawsuit alleged that the Axewood loan, the Stein loan and the 1508 Walnut Street loan ("Disputed Loans") made by the Partnership were not in accordance with the prospectus and the Agreement of Limited Partnership. In the lawsuit, the plaintiffs requested a return of their initial investments plus interest and unspecified damages.

                In June of 1992, a settlement agreement was reached which provided that as investments made by the Registrant matured or were refinanced, the proceeds from these investments would be distributed to the limited partners. The settlement agreement also guaranteed the Funds a minimum return of 100% of their principal investment in the Disputed Loans (without interest) and a period of three years in which to liquidate the Disputed Loans, and two optional one-year extensions with interest accruing at a rate equal to the rate for 30-day U.S. Treasury bills as set forth in The Wall Street Journal. As a result of the settlement, $1,073,600, which was derived from amounts collected as a result of the satisfaction of the 1508 Walnut Street loan, was distributed to the limited partners on July 8, 1992.

                In June of 1996, the Registrant was at the end of the first extension period and the Funds were threatening additional litigation. On October 3, 1996, the Funds sold all of their right, title and interest in 7,000 Units to RP XXV. On November 27, 1996, RP XXV agreed to settle the Disputed Loans by releasing the Registrant from all claims in exchange for the transfer and assignment of the Disputed Loans to RP XXV. The Registrant recognized a extraordinary loss of $4,917,868 from this transaction in 1996.

Item 4.        Submission of Matters to a Vote of Security Holders

               No matter was submitted during the fiscal years covered by this report to a vote of security holders.

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. Registrant's records indicate that 7,060 units were sold or exchanged of record in 1996.

                b. As of December 31, 1996, there were 129 record holders of Units.

                c. Registrant did not declare any cash dividends in 1996 or 1995.

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1996. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                          1996        1995       1994        1993       1992


Interest income       $  120,408  $  308,667 $   43,686  $  356,231 $  446,276
Rental income             31,417      46,127     50,000       4,232          0
Net (loss) income     (6,181,943)    111,052   (233,731)    184,079    260,297
Net (loss) income
  per Unit               (669.10)      12.02     (25.30)      19.92      28.17
Total assets (net of
  depreciation and
  amortization          1,346,276   7,510,243  7,682,934   7,772,347 7,006,525
Debt obligations          236,616     239,748    391,136     395,000         0
Distributions to Partners       0           0          0           0 1,073,600

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

               (1)  Liquidity

                     At December 31, 1996, Registrant had cash of approximately $1,430. The Registrant will have to rely on rental payments from the Canton Cove property and debt service payments from the St. Julien IV loan to service the first mortgage on the Canton Cove property and the administrative expenses of the Registrant. The Registrant is not aware of any additional sources of liquidity.

               (2)  Notes Receivable

                     The balance sheet caption "Notes Receivable" includes the outstanding principal balance of the loans. The decrease from 1995 to 1996 is due to the transfer of the Stein and Axewood loans and the bad debt expense recognized on the St. Julien and St. Julien IV loans. See Item 7 (3) Results of Operations. The increase of $1,000,000 from 1994 to 1995 relates to the restructuring of the Stein loan which added accrued interest to the principal balance. See
Item 1. Part c. The Registrant believes that as of December 31, 1996, all notes receivable are stated at their net realizable value.

               (3)  Results of Operations

                     In 1996, Registrant earned $120,408 of interest income, of which $652 was earned on deposits with banks and $119,756 was earned from lending transactions, compared to $308,667 of interest income in 1995 of which $415 was earned on deposits with banks and $308,252 was earned from lending transactions, compared to $43,686 of interest income in 1994, of which $0 was earned on deposits with banks and $43,686 was earned from lending transactions. The change from 1995 to 1996 and 1994 to 1995 relates to the accrual of interest in 1995 on the Stein loan as a result of the restructuring of the loan.

               Rental income decreased from $50,000 in 1994 to $46,127 in 1995 and to $31,417 in 1996. Rental income relates to the Registrant's ownership of condominium units and boat slips at Canton Cove Condominiums which are triple-net leased. The decrease from 1994 to 1995 and from 1995 to 1996 results from the sale of one unit in October 1995.

                General and administrative expenses decreased from $228,306 in 1994 to $103,374 in 1995 and increased to $151,795 in
1996. The increase from 1995 to 1996 is due to an increase in legal fees incurred in connection with the settlement agreement. See Item 3, Legal Proceedings. The decrease from 1994 to 1995 is mainly the result of legal fees incurred associated with the foreclosure of the Axewood property, and the bankruptcies and related litigation of both the Stein and St. Julien loans in 1994.

                Depreciation expense decreased from $56,280 in 1994 to $53,036 in 1995 and to $37,654 in 1996. The decrease from 1994 to
1995 and from 1995 to 1996 results from the sale of one condominium unit in October 1995.

                Interest expense decreased from $42,831 in 1994 to $41,403 in 1995 and to $22,046 in 1996. The decrease from 1995 to
1996 is due to a reduction in the principal balance of the note on the Canton Cove units due to the sale of one unit in October 1995.

               In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long - Lived Assets and for Long - Lived Assets to be Disposed Of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In the fourth quarter of 1996, the Registrant recorded an impairment loss of $232,872 as a result of sales contracts for the remaining two condominium units at Canton Cove where the sales prices were lower than the current carrying value of the condominium units.

                The bad debt expense relates to the St. Julien and St. Julien IV loans, whose underlying properties were appraised in 1996 at a value lower than the carrying value of the first and second mortgages combined. Therefore, the Registrant recognized bad debt expense of $810,841 on the St. Julien loan and $158,717 on the St. Julien IV loan to reduce the carrying value of the loans to their net realizable value.

                The loss on sale of unit relates to the sale of one of the condominium units at Canton Cove in 1995 at a sales price of
$400,000. The sales proceeds were used to pay a portion of the principal balance of the note, settlement costs, administrative expenses of the Registrant and to repay an advance to the Registrant. The Registrant recognized a loss of $45,929 on the sale based on the difference between the book value of the unit and the sales price less the selling costs.

Item 8.        Financial Statements and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulation S-K.

                     Independent Auditor's Report

To the Partners
The Metropolitan Fund:  Dover Pension Investors - 1986

We  have  audited the accompanying balance sheets of The  Metropolitan
Fund: Dover Pension Investors - 1986 (a Pennsylvania Limited Partnership) as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of The Metropolitan Fund: Dover Pension Investors - 1986 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 21 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Gross, Kreger and Passio, L.L.C.
Philadelphia, Pennsylvania
February 11, 1997

                          METROPOLITAN FUND:
                    DOVER PENSION INVESTORS - 1986
                        (a limited partnership)

                     INDEX TO FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Financial statements:                                             Page

     Balance Sheets at December 31, 1996 and 1995                  13

     Statements of Operations for the Years Ended
       December 31, 1996, 1995, and 1994                           14

     Statements of Changes in Partners' Equity
       for the Years Ended December 31, 1996, 1995 and 1994        15

     Statements of Cash Flows for the years ended
       December 31, 1996, 1995, and 1994                           16

     Notes to financial statements                                17-19

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation         21

     Notes to Schedule XI                                           22

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        THE METROPOLITAN FUND:
                    DOVER PENSION INVESTORS - 1986
                        (a limited partnership)

                            BALANCE SHEETS
                      December 31, 1996 and 1995

                                Assets


                                                  1996                 1995
Rental properties at cost:
   Building and improvements                  $  660,000          $1,006,999
   Less:  accumulated depreciation                (7,444)            (83,917)
                                               ---------           ---------
                                                 652,556             923,082

Cash and cash equivalents                          1,430              43,324
Accounts and notes receivable                    692,290           5,810,833
Interest receivable                                    0             733,004
                                               ---------           ---------
               Total                          $1,346,276          $7,510,243
                                               =========           =========

                                 Liabilities and Partners' Equity

Liabilities:
   Debt obligations                           $  236,616          $  239,748
   Accounts payable:
        Trade                                    162,213             146,971
        Related parties                           61,370              80,927
        Other liabilities                         57,423              32,000
                                               ---------           ---------
               Total liabilities                 517,622             499,646

Partners' equity                                 828,654           7,010,597
                                               ---------           ---------
               Total                          $1,346,276          $7,510,243
                                               =========           =========

The accompanying notes are an integral part of these financial statements.

                        THE METROPOLITAN FUND:
                    DOVER PENSION INVESTORS - 1986
                        (a limited partnership)

                       STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1996, 1995 and 1994


                                               1996          1995        1994

Revenues:
   Rental income                            $   31,417    $ 46,127    $ 50,000
   Interest income                             120,408     308,667      43,686
                                             ---------     -------     -------
               Total revenues                  151,825     354,794      93,686
                                             ---------     -------     -------
Costs and expenses:
   Rental operations                             1,975           0           0
   General and administrative                  151,795     103,374     228,306
   Depreciation                                 37,654      53,036      56,280
   Interest                                     22,046      41,403      42,831
   Impairment of long-lived assets             232,872           0           0
   Bad debt expense                            969,558           0           0
   Loss on sale of unit                              0      45,929           0
                                             ---------     -------     -------
               Total costs and expenses      1,415,900     243,742     327,417
                                             ---------     -------     -------
(Loss) income before extraordinary item     (1,264,075)    111,052    (233,731)

Extraordinary loss                          (4,917,868)          0           0
                                             ---------     -------     -------
Net (loss) income                          ($6,181,943)   $111,052   ($233,731)
                                             =========     =======     =======
Net (loss) income per limited partnership unit:
(Loss) income before extraordinary item    ($   136.82)   $  12.02   ($  25.30)
Extraordinary loss                         (    532.28)          0           0
                                             ---------     -------     -------
                                           ($   669.10)   $  12.02   ($  25.30)
                                             =========     =======     =======

The accompanying notes are an integral part of these financial statements.

                        THE METROPOLITAN FUND:
                    DOVER PENSION INVESTORS - 1986
                        (a limited partnership)

               STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1996, 1995 and 1994


                                              Dover
                                              1986          Limited
                                           Advisors (1)  Partners (2)  Total

Percentage participation in profit or loss      7%           93%       100%

Balance at December 31, 1993                   55,662     7,077,614  7,133,276
Net loss                                      (16,361)     (217,370)  (233,731)
                                               ------     ---------  ---------
Balance at December 31, 1994                   39,301     6,860,244  6,899,545
Net income                                      7,774       103,278    111,052
                                               ------     ---------  ---------
Balance at December 31, 1995                   47,075     6,963,522  7,010,597
Net loss                                      (61,819)   (6,120,124)(6,181,943)
                                               ------     ---------  ---------
Balance at December 31, 1996                 ($14,744)   $  843,398 $  828,654
                                               ======     =========  =========


 (1)   General Partner.

 (2) 8,592.5 limited partnership units outstanding at December 31, 1996, 1995, and 1994.

The accompanying notes are an integral part of these financial statements.

                        THE METROPOLITAN FUND:
                    DOVER PENSION INVESTORS - 1986
                        (a limited partnership)

                       STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1996, 1995 and 1994

                                               1996         1995        1994

Cash flows from operating activities:
   Net (loss) income                       ($6,181,943)   $111,052   ($233,731)
   Adjustments to reconcile net (loss)
     income to net cash (used in) provided
     by operating activities:
Loss on sale of unit                                 0      45,929           0
Depreciation                                    37,654      53,036      56,280
Extraordinary loss                           4,917,868           0           0
Impairment loss                                232,872           0           0
Bad debt expense                               969,558           0           0
Changes in assets and liabilities:
   Increase (decrease) in accounts payable
     - trade                                    15,242     (43,716)    104,037
   (Decrease) increase in accounts payable
     - related                                 (19,557)    (94,639)     18,145
   Increase in other liabilities                25,423       6,000      26,000
                                             ---------   ---------      ------
      Net cash (used in) provided by
       operating activities:                    (2,883)     77,662     (29,269)
                                             ---------   ---------      ------
Cash flows from investing activities:
   (Increase) decrease in accounts and note
     receivable                                (18,000) (1,000,000)      3,350
   (Increase) decrease in interest receivable  (17,879)    788,268      34,192
                                             ---------   ---------      ------
      Net cash (used in) provided by investing
       activities:                             (35,879)   (211,732)     37,542
                                             ---------   ---------      ------
Cash flows from financing activities:
   Principal payments                           (3,132)   (151,388)     (3,864)
   Proceeds from sale of unit                        0     323,982           0
                                             ---------   ---------      ------
      Net cash (used in) provided by financing
       activities:                              (3,132)    172,594      (3,864)
                                             ---------   ---------      ------
(Decrease) increase in cash and cash
   equivalents                                 (41,894)     38,524       4,409
Cash and cash equivalents at beginning of year  43,324       4,800         391
                                             ---------   ---------      ------
Cash and cash equivalents at end of year    $    1,430  $   43,324     $ 4,800
                                             =========   =========      ======

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest   $  22,046   $   33,722     $33,346

The accompanying notes are an integral part of these financial statements.

                        THE METROPOLITAN FUND:
                    DOVER PENSION INVESTORS - 1986
                        (a limited partnership)

                     NOTES TO FINANCIAL STATEMENTS

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

2.     Net Income Per Limited Partnership Unit

Net income per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (8,592.5 in 1996, 1995, and 1994).

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

7.     New Accounting Pronouncement

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long - Lived Assets and for Long - Lived Assets to be Disposed Of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In the fourth quarter of 1996, the Partnership recorded an impairment loss of $232,872 as a result of sales contracts for the remaining two condominium units at Canton Cove where the sales prices were lower than the current carrying value of the condominium units.

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

NOTE D - DEBT OBLIGATIONS

Debt obligations are as follows:
                                                   December 31,
                                              1996               1995
Mortgage  loan,  interest at 9.25%;
interest  and  principal payable in
monthly installments of $1,005; due
January  1, 1999; collateralized by
the related rental property                $ 236,616         $ 239,748
                                            --------          --------
                                           $ 236,616         $ 239,748
                                            ========          ========

Approximate maturities of the mortgage loan obligation at December 31, 1996, for each of the succeeding three years are as follows:


                          1997                   $  3,434
                          1998                      3,765
                          1999                    229,417
                                                  -------
                                                 $236,616
                                                  =======

NOTE E - TRANSACTIONS WITH RELATED PARTIES

The Partnership is obligated to pay the General Partner a fee equal to one-quarter of one percent per annum of outstanding loans serviced by the General Partner. Such fees aggregated $21,433, $25,259 and $22,227 in 1996, 1995, and 1994, respectively.

NOTE F - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. The reconciliation of the results of operations follows:

                                              For the Years Ended December 31,
                                          1996           1995            1994
                                         ------         ------          ------
Net income (loss) - book              ($6,181,943)    $  111,052   ($  233,731)
Excess of tax over book depreciation        3,404        (10,418)      (13,174)
Loss on sale                                    0          3,893             0
Legal fees                                      0        (63,686)       63,686
Impairment of long-lived assets           232,872              0             0
Bad debt expense                          969,558              0             0
Extraordinary loss                      4,917,868              0             0
Timing differences                         27,840              0             0
                                        ---------      ---------     ---------
Net income (loss) - tax               ($   30,401)    $   40,841   ($  183,219)
                                        =========      =========     =========
A reconciliation between partners' equity for book and tax purposes follows:

Partners' equity - book                $  828,654     $7,010,597    $6,899,545
Costs of issuance                         658,440        658,440       658,440
Cumulative tax over (under) book income 6,119,125        (32,417)       37,794
                                        ---------      ---------     ---------
Partners' equity - tax                 $7,606,219     $7,636,620    $7,595,779
                                        =========      =========     =========

                       SUPPLEMENTAL INFORMATION

            THE METROPOLITAN FUND - DOVER PENSION INVESTORS - 1986
                          (a limited partnership)

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                           DECEMBER 31, 1996

                          Initial Cost to   Gross Amount at which
                          Partnership (b)   Carried at December 31, 1996

                                Buildings
                                   and                   Accum. Date of Date
Description  Encumbrances Land Improvements Total(a)(b)  Depr.  Constr Acquired
                  (d)                                    (b)(c)   (a)
2 condominium
units and 10
boat slips in
Baltimore, MD  $236,616     -     $660,000   $660,000    $7,444  12/3/93 1990
                -------   -----    -------    -------     -----
               $236,616     $0    $660,000   $660,000    $7,444
                =======   =====    =======    =======     =====

                        THE METROPOLITAN FUND:
                    DOVER PENSION INVESTORS - 1986
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 1996

(A) The aggregate cost of real estate for Federal income tax purposes is approximately $995,000.

(B)    Reconciliation of real estate:

                                           1996          1995           1994
Balance at beginning of year           $1,006,999     $1,406,999    $1,406,999
Deductions during the year               (346,999)      (400,000)            0
                                        ---------      ---------     ---------
Balance at end of year                 $  660,000     $1,006,999    $1,406,999
                                        =========      =========     =========
Reconciliation of accumulated depreciation:
                                           1996          1995           1994
Balance at beginning of year           $   83,917     $   60,970    $    4,690
Depreciation expense for the year          37,654         53,036        56,280
Deductions during the year               (114,127)       (30,089)            0
                                        ---------      ---------     ---------
Balance at end of year                 $    7,444     $   83,917    $   60,970
                                        =========      =========     =========
(C) See Note B to the financial statements for depreciation method and lives.

(D)    See Note D to the financial statements for further information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                 None.

                               PART III

Item 10.       Directors and Executive Officers of Registrant

                a. Identification of Directors - Registrant has no directors.

               b.   Identification of Executive Officers

                     The General Partner of the Registrant is Dover 1986 Advisors, a Pennsylvania general partnership. The partners of Dover 1986 Advisors are as follows:

Name                  Age     Position          Term of Office     Period Served

Gerald Katzoff        49     Partner in        No fixed term      May 1985 - May
                             Dover 1986                           1997
                             Advisors

DHP, Inc.             --     Partner in        No fixed term      May 1985 - May
(Formerly Dover              Dover 1986                           1997
Historic Properties,         Advisors
Inc.)

SWDHA, Inc.           --     Partner in        No fixed term      Since
                             Dover 1986                           May 1997
                             Advisors

EPK, Inc.             --     Partner in        No fixed term      Since
                             Dover 1986                           May 1997
                             Advisors

        For further description, see paragraph e. of this Item. There is no arrangement or understanding between either person named above and any other person pursuant to which any person was or is to be selected as an officer.

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

                On May 13, 1997, SWDHA, Inc. replaced Gerald Katzoff and EPK, Inc. replaced DHP, Inc. as partners of Dover 1986 Advisors. Spencer Wertheimer, the President of SWDHA, Inc., is an attorney with extensive experience in real estate activities ventures.

                EPK, Inc. is a Delaware  corporation  formed  for  the
purpose of managing properties or interests therein.   EPK, Inc. is  a
wholly-owned subsidiary of D, LTD, an entity formed in 1985 to act as the holding company for various corporations engaged in the development and management of historically certified properties and conventional real estate as well as a provider of financial (non-banking) services. EPK, Inc. is an affiliate of Dover 1986 Advisors.

                The officers and directors of EPK, Inc. are described below.

                Donna M. Zanghi (age 40) was appointed on May 13, 1997 as Secretary and Treasurer of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

               Michele F. Rudoi (age 32) was appointed on May 13, 1997 as Assistant Secretary and Director of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD. and DHP, Inc. since January 27, 1993.

Item 11.       Executive Compensation

                a. Cash Compensation - During 1996, Registrant has paid no cash compensation to Dover 1986 Advisors, any partner therein or any person named in paragraph c. of Item 10. Certain fees have been paid to affiliates of DHP, Inc. by Registrant. See paragraph a. of Item 13.

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

                During 1996, the General Partner received $-0- as a distribution of the Registrant's net cash flow, and charged $21,443 as a mortgage servicing fee.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1996, or is proposed to be paid or distributed in the future, to Dover 1986 Advisors, any partner therein, or any person named in paragraph
c. of Item 10 of this report.

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

Item  12.        Security Ownership of Certain Beneficial  Owners  and
Management

                a. Security Ownership of Certain Beneficial Owners - The City of Philadelphia Municipal Pension Fund is the beneficial owner of 5,000 units, constituting 58.19% of the aggregate issued and outstanding units, and The Philadelphia Gas Works Retirement Fund is the beneficial owner of 2,000 units constituting 23.28% of the aggregate issued and outstanding units. On October 3,1996, all 7,000 units were sold to Resource Properties XXV, Inc., constituting 81.47% of the aggregate issued and outstanding units.

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

Item 13.       Certain Relationships and Related Transactions

                 a. Transactions with Management and Others - Registrant is required to pay the General Partner a mortgage servicing fee of 1/4% per year of the outstanding loans made by Registrant serviced by the General Partner. In 1996, Registrant had accrued such fees in the amount of $21,443.

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

                                PART IV

Item 14. (A)   Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

               1.   Financial Statements:

                    a.   Balance Sheets at December 31, 1996 and 1995.

                    b. Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994.

                    c. Statements of Changes in Partners' Equity for the Years Ended December 31, 1996, 1995 and 1994.

                    d. Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.

                    e.   Notes to consolidated financial statements.

               2.   Financial statement schedules:

                    a.   Schedule XI - Real Estate and Accumulated Depreciation.

                    b.   Notes to Schedule XI.

               3.   Exhibits:


                    (a)   Exhibit     Document
                          Number

                             3 Registrant's Amended and Restated Certificate of Limited Partnership and Agreement of Limited Partnership, previously filed as part of Amendment No. 1 of Registrant's Registration Statement on Form S-11, are incorporated herein by reference.

                    (b)   Reports on Form 8-K:

                          The Metropolitan Fund: Dover Pension Investors - 1986 filed a report on Form 8-K dated October 3, 1996 reporting the following under "Item 1. Changes in Control of Registrant": the sale of 81.47% of the Registrant's interests to Resource Properties XXV, Inc.

                              SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE METROPOLITAN FUND:
                               DOVER PENSION INVESTORS - 1986

Date: July 2, 1997             By: Dover 1986 Advisors, General Partner
      -------------
                                   By: EPK, Inc., Partner

                                       By:  /s/ Donna M. Zanghi
                                            -------------------
                                            DONNA M. ZANGHI,
                                            Secretary and Treasurer

                                       By:  /s/ Michele F. Rudoi
                                            --------------------
                                            MICHELE F. RUDOI,
                                            Assistant Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

  Signature                          Capacity                        Date

DOVER 1986 ADVISORS             General Partner

By: EPK, Inc., Partner

    By:  /s/ Donna M. Zanghi                                   June 24, 1997
         DONNA M. ZANGHI,
         Secretary and Treasurer

    By:  /s/ Michele F. Rudoi                                  June 24, 1997
         MICHELE F. RUDOI,
         Assistant Secretary